Form 10-Q
period 2021-03-31
Long Mall Internet Technology Co Ltd
filed 2021-05-24
CIK 1828650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-250105

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED.

(Exact name of Registrant as specified in its charter)

Nevada	84-5030648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

No. 7-11, 5th Floor, Building A1, Gongbin Xiaoqu,

No. 1 Nanzhi Road, Xiangfang District,

Harbin City, Heilongjiang Province, China

Office: +86 (0451) 86638899

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 10,016,857 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ended June 30, 2021.

1

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND JUNE 30, 2020

(EXPRESSED IN US DOLLARS)

	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$266	$5,845
Inventories	11,547	13,928
Other receivables	5,257	1,586
Prepayments and deferred expenses	-	11,335
Total current assets	17,070	32,694
Property, plant and equipment, net	16,831	29,241
Total assets	$33,901	$61,935

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$33,347	$74,443
Payroll payable	9,119	10,781
Due to related parties	326,563	148,621
Total current liabilities	369,029	233,845
Total liabilities	369,029	233,845

Shareholders’ (deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and June 30, 2020	-	-
Common stock; $0.001 par value, 74,000,000 shares authorized; 10,016,857 shares issued and outstanding at March 31, 2021 and June 30, 2020	10,017	10,017
Additional paid-in capital	116,821	116,821
(Deficit)	(454,630)	(302,707)
Other comprehensive (loss) income	(7,336)	3,959
Total shareholders’ (deficit)	(335,128)	(171,910)
Total liabilities and shareholders’ (deficit)	$33,901	$61,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$7,328	$3,085	$140,914	$41,541
Cost of sales	6,329	2,556	129,033	35,952
Gross profit	999	529	11,881	5,589

Selling, general and administrative expenses	37,780	19,446	157,053	126,376
Operating (loss)	(36,781)	(18,917)	(145,172)	(120,787)
Other income (expenses)	2	(1)	(6,751)	-
(Loss) before provision for income taxes	(36,779)	(18,918)	(151,923)	(120,787)
Provision for income taxes	-	-	-	-
Net (loss)	$(36,779)	$(18,918)	$(151,923)	$(120,787)

Other comprehensive (loss):

Net (loss)	$(36,779)	$(18,918)	$(151,923)	$(120,787)
Foreign currency translation adjustment	1,637	1,274	(11,295)	2,276
Comprehensive (loss)	$(35,142)	$(17,644)	$(163,218)	$(118,511)
Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of shares outstanding	10,016,857	10,000,000	10,016,857	9,970,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31. 2021 AND 2020

(UNAUDITED) (AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional paid-in		Other comprehensive	Total Shareholders’
	Quantity	Amount	capital	(Deficit)	Income	(Deficit)
Balance at June 30, 2019	8,000,000	$8,000	$5,111	$(72,355)	$1,785	$(57,459)
Net (loss)	-	-	-	(85,708)	-	(85,708)
Additional capital contribution	-	-	28,290	-	-	28,290
Shares issued for compensation	2,000,000	2,000	66,580	-	-	68,580
Foreign currency translation adjustment	-	-	-	-	2,193	2,193
Balance at September 30, 2019 (unaudited)	10,000,000	10,000	99,981	(158,063)	3,978	(44,104)
Net (loss)	-	-	-	(16,161)	-	(16,161)
Foreign currency translation adjustment	-	-	-	-	(1,191)	(1,191)
Balance at December 31, 2019 (unaudited)	10,000,000	10,000	99,981	(174,224)	2,787	(61,456)
Net (loss)	-	-	-	(18,918)	-	(18,918)
Foreign currency translation adjustment	-	-	-	-	1,274	1,274
Balance at March 31, 2020 (unaudited)	10,000,000	$10,000	$99,981	$(193,142)	$4,061	$(79,100)

	Common stock		Additional paid-in		Other comprehensive	Total Shareholders’
	Quantity	Amount	capital	(Deficit)	income (loss)	(Deficit)
Balance at June 30, 2020	10,016,857	$10,017	$116,821	$(302,707)	$3,959	$(171,910)
Net (loss)	-	-	-	(57,585)	-	(57,585)
Foreign currency translation adjustment	-	-	-	-	(5,532)	(5,532)
Balance at September 30, 2020 (unaudited)	10,016,857	10,017	116,821	(360,292)	(1,573)	(235,027)
Net (loss)	-	-	-	(57,559)	-	(57,559)
Foreign currency translation adjustment	-	-	-	-	(7,400)	(7,400)
Balance at December 31, 2020 (unaudited)	10,016,857	10,017	116,821	(417,851)	(8,973)	(299,986)
Net (loss)	-	-	-	(36,779)	-	(36,779)
Foreign currency translation adjustment	-	-	-	-	1,637	1,637
Balance at March 31, 2021 (unaudited)	10,016,857	$10,017	$116,821	$(454,630)	$(7,336)	$(335,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(151,923)	$(120,787)
Depreciation and amortization	7,520	2,158
Loss on disposal of fixed assets	6,914	-
Stock compensation expense	-	68,580
Changes in operating assets and liabilities	(33,439)	2,171
Net cash (used in) operating activities	(170,928)	(47,878)

Cash Flows from Financing Activities
Proceeds from related party loans	165,009	23,407
Additional capital contribution	-	28,290
Net cash provided by financing activities	165,009	51,697

Effect of exchange rate fluctuation on cash and cash equivalents	340	159
Net (decrease) increase in cash and cash equivalents	(5,579)	3,978

Cash and cash equivalents, beginning of year	5,845	717
Cash and cash equivalents, end of year	$266	$4,695

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Long Mall Internet Technology Company Limited (the “Company” or “Long Mall”) was incorporated in the State of Nevada on March 3, 2020. The Company through its wholly-owned operating subsidiaries, which have headquarters in Harbin, China, primarily provides fresh produce and fast-moving consumer goods (“FMCG”) to its customers through its WeChat mini program and offline community store.

The Company’s subsidiaries include:

●	Long Mall Internet Technology Company Limited (Hong Kong) (“Long Mall HK”), was established on August 21, 2019 under the laws of Hong Kong. On June 23, 2020, Long Mall issued 10,000,000 shares of its common stock to the original shareholders of Long Mall HK in exchange for 100% of the outstanding shares of Long Mall HK (the “Share Exchange”),

●	Harbin Long Mall Internet Technology Company Limited (“Harbin Long Mall”), was a privately held Limited Company registered in Heilongjiang, China on May 18, 2017. On September 3, 2019, Long Mall HK acquired 100% of Harbin Long Mall from the original shareholders of Harbin Long Mall.

●	Harbin Long Mall Internet Technology Company Limited Shunyi Street Branch (“Shunyi Street Branch”), was incorporated in Heilongjiang, China on June 3, 2020 with Harbin Long Mall as its sole equity owner.

The transactions summarized above are treated in our financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the four entities have at all times been under the control of Mr. Wang Xiaohui. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and the entities under common control are presented on a combined basis for all periods presented.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Going concern

Management has determined there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s operations have been financed primarily by advances and loans from a related party and proceeds from sales of shares. Wang Xiaohui, our Chairman and president, was the primary source of financing for the early operations of the entity and intends to continue to provide support in the future, if necessary. As of March 31, 2021, the Company had a balance of $326,563 due to Wang Xiaohui.

Management intends to expand the Company’s product offerings in order to reach new markets and increase our customers, so as to create a stable customer base. The marketing personnel of the Company will endeavor to expand awareness of our brand and open new marketing channels.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A.	Going concern (continued)

In this manner, Management hopes to generate sufficient operating cash flows that, combined with capital raised from sales of shares and shareholders’ support based on needs, will support its future operations and development of the Company.

B.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of these subsidiaries.

The Company’s subsidiaries as of March 31, 2021 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Long Mall Internet Technology Company Limited	Hong Kong	100	HKD	10,000
Harbin Long Mall Internet Technology Company Limited	China	100		0
Harbin Long Mall Internet Technology Company Limited Shunyi Street Branch	China	100		0

D.	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. One significant item subject to such estimates and assumptions is inventory valuation allowances. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

E.	Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Long Mall HK which is the Hong Kong Dollar (“HKD”), and the functional currency of Long Mall is the United States dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and shareholders’ equity (deficit) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

For the Three Months Ended March 31,
		2021	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5565 /7.7744	7.0896 / 7.7529
Revenue and expenses	period weighted average	6.4839 /7.7573	6.9814 / 7.7710

For the Nine Months Ended March 31,
		2021	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5565 /7.7744	7.0896 / 7.7529
Revenue and expenses	period weighted average	6.6770 /7.7531	7.0139 / 7.8086

F.	Concentration of credit risk

The Company maintains cash in one bank in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$76,000). As of March 31, 2021, the Company had no cash in excess of the insured amount.

During the three months ended March 31, 2021, one customer, Haishang Lvzhou, generated 11% of our revenue, and during the three months ended March 31, 2020, two customers, Dongguan Daoyan Agricultural Technology Co., Ltd and Liqin, generated 31% and 20% of our revenue, respectively. During the three months ended March 31, 2021, 65% of the Company’s purchases were from one vendor, Baoqing Selenium Industry Association. During the three months ended March 31, 2020, 58% of the Company’s purchases were from one vendor, Wuchang Luqiang Rice Planting Professional Cooperative.

During the nine months ended March 31, 2021, one customer, Harbin Saijin Trading Co. Ltd, generated 70% of our revenue, and during the nine months ended March 31, 2020 two customers, YangGuang and Dongguan Daoyan Agricultural Technology Co., Ltd., generated 63% and 12% of our revenue, respectively. During the nine months ended March 31, 2021, 80% of the Company’s purchases were from one vendor, Harbin Bantian Trading Co. Ltd. During the nine months ended March 31, 2020, 65% of the Company’s purchases were from one vendor, Heilongjiang Gongchang Agricultural Products Co., Ltd.

G.	Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

H.	Inventories

Inventories, consisting principally of fresh produce and fast-moving consumer goods, are stated at the lower of cost or net realizable value using the weighted average cost method. This policy requires the Company to make estimates regarding the net realizable value of inventory, including an assessment of excess or obsolete inventory. The Company determines excess or obsolete inventory based on an estimate of the future demand and estimated selling prices for its products. As of March 31, 2021 and June 30, 2020, no reserve was recorded for obsolete or excess inventory.

I.	Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized if they extend the life of the asset. Depreciation is recorded on a straight-line basis over the useful lives of the assets. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from those accounts and any gain or loss is reflected in income.

The Company capitalizes certain costs associated with the acquisition of software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life.

The estimated useful lives for property and equipment categories are as follows:

Equipment	3 years
Software	5 years
Leasehold Improvements	Lesser of the remaining life of the lease or the life of the asset

J.	Fair value measurements

The Company applies the provisions of FASB ASC Section 820, Fair Value Measurements (“ASC 820”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

J.	Fair value measurements (continued)

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices, other than those in Level 1, in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability,

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ended March 31, 2021 and 2020.

Financial assets and liabilities of the Company are primarily comprised of cash, prepayments and deferred expenses, inventories, other receivables, accounts payable and accrued expenses, payroll payable and due to related parties. As at March 31, 2021 and June 30, 2020, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

K.	Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

L.	Revenue recognition

The Company adopted FASB ASC Section 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sales of products and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below.

The Company sells fresh produce and consumer goods. All revenue is recognized when it is both earned and realized. The Company’s policy is to recognize the sale when the products, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds, if not prepaid, is reasonably assured, all of which generally occur when the customer receives the products. Accordingly, revenue is recognized at the point in time when delivery is made.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

L.	Revenue recognition (continued)

Given the nature of this revenue source of the Company’s business and the applicable rules guiding revenue recognition, the Company recognizes revenues net of discounts and return allowances when the goods are delivered to the customers.

M.	Income taxes

The Company follows FASB ASC Section 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also provided for carryforward losses which can be used to offset future taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance.

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Hong Kong

Long Mall HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

China

According to the “PRC Income Tax Law”, Harbin Long Mall and its branch are subject to a 25% standard enterprise income tax in the PRC.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

N.	Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

O.	Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the nine months ended March 31, 2020, Long Mall HK granted a total of 2,000,000 shares with a fair value on the grant date of $68,580 to 9 employees, and $68,580 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued. Subsequently, the employees, along with other shareholders of Long Mall HK entered into a share exchange agreement with Long Mall, and Long Mall HK became a 100% owned subsidiary of Long Mall (see Note 1).

No equity instruments were granted during the nine months ended March 31, 2021.

P.	Risks and uncertainties

In March 2020, the World Health Organization (“WHO”) declared the coronavirus (COVID 19), a global pandemic and public health emergency. The WHO has recommended containment and mitigation measures worldwide and domestically, self-isolation and shelter-in-place requirements have been or are being put in place. At this point, the Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which this disruption may impact its financial statements and future results of operations. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. An outbreak of COVID-19 occurred in Harbin City at the beginning of the 2021 resulting in new containment measures through the end of February 2021,

Q.	Recently issued accounting pronouncements

Leases

In July 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-11, Leases (Section 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new lease standard. ASU 2018-11 provides that companies can initially apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. There was no impact on the Company’s financial statements as a result of adopting Section 842 for the nine months ended March 31, 2021 and 2020.

We do not believe that other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS AND DEFERRED EXPENSES

Prepayments and deferred expenses primarily include prepaid attorney fees. As of March 31, 2021 and June 30, 2020, prepayments and deferred expenses were $nil and $11,335, respectively.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. INVENTORIES

At March 31, 2021 and June 30, 2020, inventories consisted of the following:

	March 31, 2021	June 30, 2020
	(Unaudited)
Packaged foods	$9,964	$11,619
Fresh foods	440	1,330
Commodities	1,143	979
Total	$11,547	$13,928

NOTE 5. PROPERTY AND EQUIPMENT

At March 31, 2021 and June 30, 2020, property and equipment, at cost, consisted of:

	March 31,	June 30,
	2021	2020
	(Unaudited)
Software	$9,899	$9,180
Equipment	6,749	14,094
Leasehold Improvement	15,392	14,275
Total fixed assets at cost	32,040	37,549
Accumulated depreciation and amortization	(15,209)	(8,308)
Total fixed assets, net	$16,831	$29,241

The Company recorded depreciation and amortization expense of $1,927 and $722 for the three months ended March 31, 2021 and 2020, and $7,520 and $2,158 for the nine months ended March 31, 2021 and 2020, respectively. There were $nil and $6,914 of write-offs of equipment for the three and nine months ended March 31, 2021, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Amount due to related parties

Amount due to related parties consists of the following:

	March 31, 2021	June 30, 2020
	(Unaudited)
Wang Xiaohui	$326,563	$148,621

Wang Xiaohui is the largest shareholder, Chairman of the Board and president of the Company. The debt represents temporary borrowings between the Company and management. The debt is non-interest bearing and due on demand. During the nine months ended March 31, 2021 and 2020, we financed our activities primarily by taking loans from Wang Xiaohui of $165,009 and $23,407, respectively.

On May 19, 2020 Harbin Long Mall entered into a lease agreement with Zhao Wenjing, our Chief Executive Officer, and a third party. Under the agreement, Ms. Zhao and the third party leased the premises that are now occupied by our Shunyi Street storefront (approximately 200 square meters) for a period from May 18, 2020 to July 20, 2021. The agreement provides that the leasehold period from May 18, 2020 to July 18, 2020 will be rent-free, and that for the remainder of the term, in lieu of fixed rent, Harbin Long Mall will pay Ms. Zhao an amount equal to 2% of gross receipts from the storefront. The Company recorded $671 of rent for the Shunyi Street storefront during the nine months ended March 31, 2021.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 7. INCOME TAXES

A breakdown of (loss) before income taxes for domestic and foreign locations for the nine months ended March 31, 2021, and 2020 is as follows:

	For the nine months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
United States	$(50,405)	$-
Foreign	(101,518)	(120,787)
(Loss) before income taxes	$(151,923)	$(120,787)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	March 31,	March 31,
	2021	2020
U.S. federal statutory income tax rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
PRC statutory rate	25%	25%
PRC valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize a net deferred tax asset since it is not currently likely to realize such net deferred tax asset.

As of March 31, 2021, Harbin Long Mall has total net operating loss carry forwards of approximately $265,000 in the PRC that expire through 2025. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on the net deferred tax asset of approximately $66,000 and $41,000 related to its operations in the PRC as of March 31, 2021 and June 30, 2020, respectively. Harbin Long Mall has total net operating loss carry forwards of approximately $100,000 and $48,000 for nine months ended March 31, 2021 and 2020, respectively, the PRC valuation allowance increased by approximately $25,000 and $12,000 for nine months ended March 31, 2021 and 2020, respectively.

The Company incurred losses from its United States operations during the nine months ended March 31, 2021 of approximately $50,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses. Accordingly, management provided a 100% valuation allowance of approximately $10,000 against the deferred tax asse related to the Company’s United States operations as of March 31, 2021, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $10,000 for the nine months ended March 31, 2021.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has its business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remains subject to examination by major jurisdiction.

The year ended as of
U.S. Federal	June 30, 2020
China	December 31, 2017

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 7. INCOME TAXES (continued)

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Hong Kong

Long Mall HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. Long Mall HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Harbin Long Mall is subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the nine months ended March 31, 2021 and 2020.

NOTE 8. CONTINGENCIES AND COMMITMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves the exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of March 31, 2021 and June 30, 2020.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 8. CONTINGENCIES AND COMMITMENTS (continued)

Commitments

On May 19, 2020, Harbin Long Mall entered into a lease agreement with Zhao Wenjing, our Chief Executive Officer, and a third party. Under the agreement, Ms. Zhao and the third party leased the premises that are now occupied by our Shunyi Street storefront for a period from May 18, 2020 to July 20, 2021. The agreement provides that the leasehold period from May 18, 2020 to July 18, 2020 will be rent-free, and that for the remainder of the term, in lieu of a fixed rent, Harbin Long Mall will pay Ms. Zhao an amount equal to 2% of gross receipts from the storefront.

For the nine months ended March 31, 2021 and 2020, lease expenses amounted to $5,164 and zero, respectively.

NOTE 9. SUBSEQUENT EVENTS

Management of the Company determined that there were no material reportable subsequent events required to be disclosed as of the date of filing this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The “Risk Factors” section in Amendment No. 3 to our Registration Statement on Form S-1/A describes factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in the Risk Factors section of our Registration Statement on Form S-1 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q.

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

Overview

Long Mall Internet Technology Company Limited (the “Company” or “Long Mall”) was incorporated in the State of Nevada on March 3, 2020. The Company through its wholly-owned operating subsidiaries, which have headquarters in Harbin, China, primarily provides fresh produce and fast-moving consumer goods (“FMCG”) to its customers through its WeChat mini program and offline community store.

The Company’s subsidiaries include:

●	Long Mall Internet Technology Company Limited (Hong Kong) (“Long Mall HK”), was established on August 21, 2019 under the laws of Hong Kong. On June 23, 2020, Long Mall issued 10,000,000 shares of its common stock to the original shareholders of Long Mall HK in exchange for 100% of the outstanding shares of Long Mall HK (the “Share Exchange”),

●	Harbin Long Mall Internet Technology Company Limited (“Harbin Long Mall”), was a privately held Limited Company registered in Heilongjiang, China on May 18, 2017. On September 3, 2019, Long Mall HK acquired 100% of Harbin Long Mall from the original shareholders of Harbin Long Mall.

●	Harbin Long Mall Internet Technology Company Limited Shunyi Street Branch (“Shunyi Street Branch”), was incorporated in Heilongjiang, China on June 3, 2020 with Harbin Long Mall as its sole equity owner.

The transactions summarized above are treated in our financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the four entities have at all times been under the control of Mr. Wang Xiaohui. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and the entities under common control are presented on a combined basis for all periods presented.

Critical Accounting Policies and Management Estimates

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and nine months ended March 31, 2021 and 2020, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the results of operations during the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31,		Change
	2021	2020	$	%
	(Unaudited)	(Unaudited)

Revenue	$7,328	$3,085	$4,243	138%
Cost of Sales	6,329	2,556	3,773	148%
Gross Profit	999	529	470	89%

Selling, general and administrative expenses	37,780	19,446	18,334	94%
(Loss) from operations before other income and income taxes	(36,781)	(18,917)	(17,864)	94%
Other income (loss)	2	(1)	3	(300)%
(Loss) from operations before income taxes	(36,779)	(18,918)	(17,861)	94%
Income taxes	-	-	-	N/A
Net (loss)	$(36,779)	$(18,918)	$(17,861)	94%

	For the nine months ended March 31,		Change
	2021	2020	$	%
	(Unaudited)	(Unaudited)

Revenue	$140,914	$41,541	$99,373	239%
Cost of Sales	129,033	35,952	93,081	259%
Gross Profit	11,881	5,589	6,292	113%

Selling, general and administrative expenses	157,053	126,376	30,677	24%
(Loss) from operations before other income and income taxes	(145,172)	(120,787)	(24,385)	26%
Other income (loss)	(6,751)	-	(6,751)	N/A
(Loss) from operations before income taxes	(151,923)	(120,787)	(31,136)	26%
Income taxes	-	-	-	N/A
Net (loss)	$(151,923)	$(120,787)	$(31,136)	26%

Our revenue during the nine months ended March 31, 2020 was insignificant, derived from occasional sales made for the purpose of testing our fulfillment capabilities. In May 2020 we licensed the software to initiate the business of our WeChat mini-program, and in June 2020 we opened our Shunyi Street store for business. Therefore, during the nine months ended March 31, 2021, our revenue increased to $140,914, consisting of $8,555 attributable to sales on the mini-program and $132,359 attributable to sales at the Shunyi Street store. It should be noted, however, that 70% of the revenue generated by the Shunyi Street store represented sales to a single customer, Harbin Saijin Trading Co. Ltd., with whom we have a distribution arrangement.

Both our WeChat mini program sales and Shunyi Street store sales revenues derived from sales of fresh produce and FMCG (Fast-moving Consumer Goods). A recurrence of COVID-19 in Harbin City at the beginning of the 2021 calendar year to the end of February 2021, and the restrictions imposed by the government’s effort to bring the disease under control. has significantly interfered with our ability to stock fresh produce and FMCG, which in turn reduced our revenue for the quarter ended March 31, 2021 to $7,328. From March 2021, Harbin has been low risk city and there was no restrictions for residents.

Cost of sales mainly consists of our cost for acquiring the products that we sell. During the nine months ended March 31, 2021 our cost of sales was $129,033, with the result that our gross profit on sales was only $11,881, a gross margin of 8%, compared to 13% during the nine months ended March 31, 2020. The decrease in gross margin was primarily attributable to the fact that our bulk sale to Harbin Saijin Trading Co. Ltd., which represented 70% of our revenue for the nine months ended March 31, 2021, yielded gross margin of only 3.6%.

Operating expenses consist primarily of salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses for the nine months ended March 31, 2021 were approximately $157,000, primarily attributable to:

●	Approximately $45,000 in professional fees expenses during the nine months ended March 31, 2021 compared to no professional fees recorded in the nine months ended March 31, 2020. The increase was the result of the corporate reorganization, and the expenses of preparing for ownership by a reporting company in the United States.

●	Approximately $74,000 of salaries and benefits expensed in the nine months ended March 31, 2021 compared to $44,000 in the nine months ended March 31, 2020. The $30,000 or 70% increase in our labor costs was primarily caused by the initiation of operations at our new online and community store sales channels described above.

●	$28,000 of office expenses in the nine months ended March 31, 2021 compared to $79,000 in the nine months ended March 31, 2020. The $56,000or 71% decrease in the office expenses were primarily investor relations services and referral fees in the nine months ended March 31, 2020.

Operating expenses during the three months ended March 31, 2021 were approximately $38,000, which represented only 24% of operating expenses during the nine months ended March 31, 2021. The reduction in operating expenses in the recent quarter was attributable to reduced salary expense, as the resurgence of COVID-19 forced us to reduce our level of operations.

Our net loss for three and nine months ended March 31, 2021 was approximately $367,000 and $152,000, compared to a net loss of approximately $19,000and $121,000 in the three and nine months ended March 31, 2020. We will continue to record net losses until our online and retail operations yield sufficient gross profit to offset our costs of operations.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Equity transactions are translated at their historical amounts. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the nine months ended March 31, 2021 and 2020, a foreign currency translation adjustment loss of $11,295 and income of $2,276, respectively, have been reported as other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive income.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $266 in cash and cash equivalents. On the same date, we had a working capital deficit of approximately ($352,000), of which $327,000 was debt payable to related parties whose loans were to sustain our operations. Because we are engaged in the retail distribution of products, the largest component of our current assets was inventory. However, because we focus our sales on fresh produce, our inventory level was only $11,547.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from a public offering and/or debt financing. Wang Xiaohui, our President, was the primary source of financing for the early operations of the entity and will continue to provide support in the future, if needed. However, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern.

Cash Flows

Nine months ended March 31, 2021 and 2020:

	For the Nine Months Ended March 31,		Change
	2021	2020
	Unaudited	Unaudited
Net cash (used in) operating activities	$(170,928)	$(47,878)	$(123,050)
Net cash provided by financing activities	165,009	51,697	113,312
Effect of exchange rate fluctuation on cash and cash equivalents	340	159	181
Net (decrease) increase in cash and cash equivalents	(5,579)	3,978	(9,557)
Cash and cash equivalents, beginning of year	5,845	717	5,128
Cash and cash equivalents, ending of year	$266	$4,695	$(4,429)

Net Cash used in Operating Activities

For the nine months ended March 31, 2021, we had cash used in operating activities of $170,928, an increase of $123,050 from the same period nine months ended March 31, 2020, during which we had cash used in operating activities of $47,878. Cash used in operations during the nine months ended March 31, 2021 was more than the net loss for that period primarily because we decreased our balance of accounts payable and accrued expenses by $41,096. Cash used in operations during the nine months ended March 31, 2020 was substantially less than our net loss for that period, as the loss included a non-cash expense of $68,580 for stock compensation. Nevertheless, our operations will continue to consume cash until we achieve more significant gross margin on our sales revenue.

Financing Activities

In the nine months ended March 31, 2021 and 2020, we financed our activities primarily by taking loans from a related party, our Chairman and president Wang Xiaohui: $165,009 in the nine months ended March 31, 2021, and $23,407 in the nine months ended March 31, 2020, The cash provided by financing activities was also supplemented by an additional capital contribution of $28,290 from Wang Xiaohui, during the nine months ended March 31, 2020.

Trends, Events and Uncertainties

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations.

Impact of Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. Please refer to Note 2 of our consolidated financial statements included in this Form 10Q.

There were no other recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations.

Off Balance Sheet Transactions

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2021. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2021 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s last quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors included in Amendment No. 3 to the Registration Statement on Form S-1 that we filed on March 4, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2021 to March 31, 2021, the Company did not sell or issue any shares of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONG MALL INTERNET TECHNOLOGY COMPANY LIMITED

Signature	Title	Date

/s/ Zhao Wenjing	Chief Executive Officer	May 24, 2021
Zhao Wenjing	(Principal Executive Officer)

/s/ Lyu Jie	Chief Financial Officer	May 24, 2021
Lyu Jie	(Principal Financial and Accounting Officer)

